Form 10-Q
period 2023-06-30
99 Acquisition Group Inc.
filed 2023-09-28
CIK 1950429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-41784

99 Acquisition Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-2992752
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Noblewood Ct, Gaithersburg, MD 20878
(Address of Principal Executive Offices, including zip code)

(703) 371-4260
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NNAG	The Nasdaq Stock Market LLC
Warrants	NNAGW	The Nasdaq Stock Market LLC
Rights	NNAGR	The Nasdaq Stock Market LLC
Units	NNAGU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of September 28, 2023, there were 7,575,000 shares of Class A common stock, par value $0.0001, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

99 ACQUISITION GROUP INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

99 ACQUISITION GROUP INC.
BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$1,016	$11,470
Prepaid expenses	—	80
Total Current Assets	1,016	11,550

Deferred offering costs	178,026	97,438
Total Assets	$179,042	$108,988

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Accrued offering costs	$35,200	$23,438
Advances from related party	29,001	29,001
Due to Sponsor	—	35,000
Promissory note – related party	93,570	—
Total Current Liabilities	157,771	87,439
Total Liabilities	157,771	87,439

Commitments and Contingencies

Stockholder’s Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 3,066,667 shares issued and outstanding(1)(2)	307	307
Additional paid in capital	24,693	24,693
Accumulated deficit	(3,729)	(3,451)
Total Stockholder’s Equity	21,271	21,549
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$179,042	$108,988

(1)	Includes an aggregate of up to 400,000 shares of Class B common stock that are subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Period from June 14, 2022 (inception) through June 30, 2022
Formation costs	$30	$278		$3,005
Net loss	$(30)	$(278)		$(3,005)

Weighted average shares outstanding, basic and diluted(1)(2)	2,666,667	2,666,667		—
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$	N/A

(1)	Excludes an aggregate of up to 400,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Class B Common Stock(1)(2)		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance – December 31, 2022	3,066,667	$307	$24,693	$(3,451)	$21,549
Net loss	—	—	—	(248)	(248)
Balance – March 31, 2023	3,066,667	$307	$24,693	$(3,699)	$21,301
Net loss	—	—	—	(30)	(30)
Balance – June 30, 2023	3,066,667	$307	$24,693	$(3,729)	$21,271

Balance – June 14, 2022 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(3,005)	(3,005)
Balance – June 30, 2022	—	$—	$—	$(3,005)	$(3,005)

(1)	Includes an aggregate of up to 400,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).
(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2023	Period from June 14, 2022 (inception) through June 30, 2022
Cash flows from Operating Activities:
Net loss	$(278)	$(3,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Prepaid expenses	80	(239)
Net cash used in operating activities	(198)	(3,244)

Cash flows from Financing Activities:
Advances from related party	—	3,244
Proceeds from promissory note – related party	58,570	—
Payment of offering costs	(68,826)	—
Net cash (used in) provided by financing activities	(10,256)	3,244

Net Change in cash	(10,454)	—
Cash – Beginning of period	11,470	—
Cash – End of period	$1,016	$—

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs included in accrued offering costs	$35,200	$—
Deferred offering costs paid from due from related party	$—	$25,000
Conversion of due to Sponsor to promissory note – related party	$35,000	$—

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

99 Acquisition Group Inc. (the “Company”) is a newly organized blank check company incorporated in Delaware on June 14, 2022. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2022 (inception) through June 30, 2023 relates to the Company’s formation and the proposed initial public offering (“Proposed Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s ability to commence operations is contingent upon obtaining adequate financial resources through a Proposed Public Offering of 8,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 9,200,000 units if the underwriters’ over-allotment option is exercised in full), which is discussed in Note 3, and the sale of 3,265,000 warrants (or 3,565,000 warrants if the underwriters’ over-allotment option is exercised in full) (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to 99 Acquisition Sponsor LLC (the “Sponsor”) that will close simultaneously with the Proposed Public Offering (see Note 4). On August 22, 2023, the Company consummated its Initial Public Offering and the private placement with the Sponsor (see Note 8, including final deal terms).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Proposed Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Placement Warrants, will be held in a trust account with Continental Stock Transfer & Trust Company, a U.S.-based company, acting as trustee (the “Trust Account”). The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its holders of the outstanding public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including interest. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Proposed Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Second Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 9 months from the closing of the Proposed Public Offering or up to 15 months from the closing of the offering if the Company extend the period of time to consummate a business combination for up to three months on two occasions, as described in more detail in the Company’s prospectus, and (c) not to propose an amendment to the Second Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have 9 months (or 15 months, as applicable) from the closing of the Proposed Public Offering (as such period may be extended pursuant to the Company’s Second Amended and Restated Certificate of Incorporation) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants or rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Proposed Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Proposed Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

The Company consummated its Initial Public Offering on August 22, 2023 (see Note 8, including final deal terms). The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the period from June 14, 2022 (inception) through December 31, 2022 included in a registration statement on Form S-1, as amended, declared effective by the SEC on August 14, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate disclosures contained herein have been omitted.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,016 and $11,470 as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents as of June 30, 2023 or December 31, 2022.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Proposed Public Offering. Upon completion of the Proposed Public Offering, offering costs associated with the common stock and the warrants will be charged to stockholder’s equity since both the public and private warrants are expected to qualify for equity classification. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as a component of stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, upon completion of the Proposed Public Offering, the shares of Class A common stock will be presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheets.

The shares of Class B common stock are classified as a component of stockholder’s equity since they are not subject to possible redemption outside of the Company’s control.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2023 and the period from June 14, 2022 (inception) through June 30, 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 400,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At June 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the issuance date and re-valued at each reporting date, with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Warrants

The Company will account for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company will account for its warrants as equity-classified.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and free-standing instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 as of inception of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PROPOSED PUBLIC OFFERING

Pursuant to the Proposed Public Offering, the Company will offer for sale up to 8,000,000 Units (or 9,200,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit. Each Unit will consist of one share of Class A common stock of the Company, one redeemable warrant (“Public Warrant”) and one right. Each Public Warrant will entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7). Each right will entitle the holder thereof to receive one-fifth (1/5) of one share of Class A common stock upon the consummation of an initial business combination (see Note 7). On August 22, 2023, the Company consummated its Initial Public Offering (see Note 8, including final deal terms).

NOTE 4 — PRIVATE PLACEMENT

The Sponsor has committed to purchase an aggregate of 3,265,000 warrants (or 3,565,000 warrants if the underwriters’ over-allotment option is exercised in full) at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $3,265,000 (or $3,565,000 if the underwriters’ over-allotment option is exercised in full), in a private placement that will occur simultaneously with the closing of the Proposed Public Offering. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the Proposed Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. On August 22, 2023, the Company consummated the private placement with the Sponsor (see Note 8, including final deal terms).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 16, 2022, the Company approved the acquisition by transfer of an aggregate of 2,156,250 shares of Class B common stock of the Company (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share. In connection with the increase in the size of the Proposed Public Offering, on February 8, 2023, the Company declared a 42.22% share dividend on each Founder Share, thereby increasing the number of issued and outstanding Founder Shares to 3,066,667, including an aggregate of up to 400,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend. The number of Founder Shares issued was determined so that the Sponsor will collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Proposed Public Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Public Offering). On August 17, 2023, in connection with the decrease in the size of the Proposed Public Offering, the Sponsor forfeited an aggregate of 191,667 Founder Shares (see Note 8).

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination, and (ii) subsequent to the Business Combination, (A) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Administrative Services Agreement

The Company plans to enter into an agreement upon the completion of the Proposed Public Offering to pay the Sponsor a total of up to $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Promissory Note — Related Party

On August 16, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of the consummation of a Business Combination or the liquidation of the Company on or before the 9-month anniversary of the completion of the Proposed Public Offering (or up to the 15-month anniversary if the Company extends the period of time to consummate a Business Combination) or such later liquidation date as may be approved by the Company’s stockholders (a “Liquidation”). Upon maturity, the Note would be repaid, without interest or, at the lender’s discretion, the Note may be converted into warrants (the “Conversion Warrants”), at a price of $1.00 per warrant. The Conversion Warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no borrowings outstanding under the Note.

During the six months ended June 30, 2023, the Company borrowed $58,570 under the Note to pay for vendor invoices and converted the remaining balance due to the Sponsor of $35,000 through a draw under the Note. As of June 30, 2023, the Company had an outstanding balance of $93,570 under the Note, with $206,430 available to draw.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Advances from Related Party

An affiliate of the Sponsor paid certain formation, deferred offering and operating costs totaling $29,001 on behalf of the Company during the period from June 14, 2022 (inception) through December 31, 2022. These advances are non-interest bearing and payable on demand. As of June 30, 2023 and December 31, 2022, $29,001 was due to the related party.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Due to Sponsor

During the period from June 14, 2022 (inception) through December 31, 2022, the Company received funds totaling $400,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Private Placement Warrants upon successful completion of the Proposed Public Offering. The monies should have been deposited into the Sponsor’s bank account instead of the Company’s bank account. These amounts are non-interest bearing and payable on demand. During the period from June 14, 2022 (inception) through December 31, 2022, the Company repaid $365,000 of the balance due to the Sponsor related to investments it had collected on behalf of the Sponsor, resulting in a balance of $35,000 due to the Sponsor as of December 31, 2022. During the six months ended June 30, 2023, the Company converted the remaining balance of $35,000 due to the Sponsor through a draw under the Note.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Conversion Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, Conversion Warrants and warrants that may be issued upon conversion of the Working Capital Loans and Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company will grant the underwriters a 45-day option to purchase up to 1,200,000 additional Units to cover over-allotments at the Proposed Public Offering price, less the underwriting discounts and commissions. On August 22, 2023, the Company consummated its Initial Public Offering (see Note 8, including final deal terms).

The underwriters will be entitled to a cash underwriting discount of $0.15 per Unit, or $1,200,000 in the aggregate (or $1,380,000 if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,800,000 in the aggregate (or up to $3,220,000 if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company has agreed to pay or reimburse the underwriters for certain of their out-of-pocket expenses related to the Proposed Public Offering, including, but not limited to “road show” expenses, expenses of the underwriters’ legal counsel and diligence and background checks on our directors, director nominees and executive.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Representative Shares

The Company agreed to issue to the underwriters and/or their designees, 80,000 shares of Class A common stock (or 92,000 shares if the underwriters’ over-allotment option is exercised in full) upon the consummation of the Proposed Public Offering. The underwriters have agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 9 months from the closing of the Proposed Public Offering (or up to 15 months from the consummation of the Proposed Public Offering if we extend the period of time for up to three months on two occasions to consummate a business combination, as described in more detail in the Company’s prospectus). The representative shares have resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Proposed Public Offering. In compliance with FINRA Rule 5110(g)(8), registration rights granted to the underwriters are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the Company’s prospectus forms a part and such demand rights may be exercised on only one occasion.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the offering. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates or as otherwise permitted under FINRA Rule 5110(e)(2).

On August 22, 2023, the Company consummated its Initial Public Offering (see Note 8, including final deal terms).

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 1,000,000 preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote per share. At June 30, 2023 and December 31, 2022, there were no shares of Class A common stock issued or outstanding. The shares of the Company’s Class A common stock are considered conditionally redeemable shares and will be classified as temporary equity in accordance with guidance under ASC 480. On August 22, 2023, the Company consummated its Initial Public Offering (see Note 8, including final deal terms).

Class B Common Stock — The Company is authorized to issue up to 10,000,000 Class B common stock, par value $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote per share. At June 30, 2023 and December 31, 2022, after giving effect to the share dividend described in Note 5, there were 3,066,667 shares of Class B common stock issued and outstanding, of which an aggregate of up to 400,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will own 25% of the Company’s issued and outstanding common shares after the Proposed Public Offering (assuming the Sponsor does not purchase any Public Shares in the Proposed Public Offering). All share amounts presented have been retroactively restated to reflect the share dividend. On August 17, 2023, in connection with the decrease in the size of the Proposed Public Offering, the Sponsor forfeited an aggregate of 191,667 shares of Class B common stock (see Note 8).

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, at a ratio such that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon completion of the Proposed Public Offering plus all Class A shares of common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (excluding any Class A common stock or equity-linked securities exercisable for or convertible into Class A shares of common stock issued, or to be issued, to any seller in a Business Combination). In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one-to-one.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Proposed Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless the shares of Class A common stock issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of a Business Combination, holders of the warrants will have the right, during the period beginning on the 61st business day after the closing of a Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the company fails to have maintained an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to exercise such warrants on a “cashless basis.” Notwithstanding the above, if the Class A common stock is, at the time of any exercise of a warrant, not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Public Warrants when the price per share of Class A common stock equals or exceeds $18.00:    Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

●	if, and only if, the last sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on each of 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders if, and only if, there is a current registration statement in effect with respect to the shares of Class A common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for the issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The Company will not redeem the warrants unless a registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average reported sale price of our common stock during the 10 trading days ending on the third trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to registration rights.

The Company will account for the 11,265,000 warrants to be issued in connection with the Proposed Public Offering (including 8,000,000 Public Warrants and 3,265,000 Private Placement Warrants assuming the underwriters’ over-allotment option is not exercised) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity. On August 22, 2023, the Company consummated its Initial Public Offering and the private placement with the Sponsor (see Note 8, including final deal terms).

Rights — Except in cases where the Company is not the surviving entity upon completion of a Business Combination, each holder of a right will automatically receive one-fifth (1/5) of one share of Class A common stock upon consummation of a Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s amended and restated certificate of incorporation with respect to its pre-business combination activities. In the event that the Company will not be the surviving entity upon completion of a Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) share underlying each right (without paying additional consideration) upon consummation of the Business Combination.

If the Company is unable to complete a Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless.

The Company will not issue fractional shares upon conversion of any rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with applicable law. As a result, the holders of the rights must hold rights in multiples of five in order to receive shares for all of the holders’ rights upon the consummation of a Business Combination.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through September 28, 2023, the date that the financial statements were available to be issued. Based upon this review, other than as described within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

Initial Public Offering

Effective August 17, 2023, the size of the Proposed Public Offering (see Note 3) was decreased, such that the Company will offer for sale up to 7,500,000 Units (or 8,625,000 Units if the underwriters’ overallotment option is exercised in full) at a purchase price of $10.00 per Unit.

The registration statement for the Company’s Initial Public Offering was declared effective on August 14, 2023. On August 22, 2023, the Company consummated its Initial Public Offering of 7,500,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $75,000,000 (the “Initial Public Offering”). The underwriters have a 45-day option from August 17, 2023 (the date of the prospectus) to purchase up to an additional 1,125,000 units to cover over-allotments, if any. Each Unit consists of one share of Class A common stock of the Company, one Public Warrant and one right. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7). Each right entitles the holder thereof to receive one-fifth (1/5) of one share of Class A common stock upon the consummation of an initial business combination (see Note 7).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement with the Sponsor of 2,865,500 Private Placement Warrants, resulting in total proceeds of $2,865,500 (see Note 4).

Upon the closing of the Initial Public Offering on August 22, 2023, an amount equal to $75,750,000 ($10.10 per Unit sold in the Initial Public Offering), including the proceeds from the sale of the Private Placement Warrants, was placed in the Trust Account.

As of the consummation of the Initial Public Offering, the Company incurred offering costs of $4,206,901, of which $2,625,000 was for deferred underwriting commissions.

Founder Shares

In connection with the decrease in the size of the Proposed Public Offering, on August 17, 2023, the Sponsor forfeited an aggregate of 191,667 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 2,875,000 Founder Shares, including an aggregate of up to 375,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part.

Promissory Note — Related Party

During the period from July 1, 2023 through September 28, 2023, the Company drew $9,040 of the remaining $206,430 available under the promissory note with the Sponsor, the proceeds of which were used to pay for vendor invoices, bringing the total outstanding balance under the promissory note to $102,610.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or “NNAG” refer to 99 Acquisition Group Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to 99 Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to our final prospectus filed in connection with our IPO (as defined below), under Cautionary Note Regarding Forward-Looking Statements and Risk Factors. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

99 Acquisition Group Inc. (the “Company”) is a blank check company incorporated in Delaware on June 14, 2022. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering that was completed on August 22, 2023 (the “IPO”) and the sale of warrants in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the IPO (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or incur other indebtedness to finance our initial Business Combination, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security or other indebtedness contains covenants restricting our ability to obtain such financing while the debt security or other indebtedness is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, or limit our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes; and

●	other disadvantages compared to our competitors who have less debt.

As of June 30, 2023, we had $1,016 in cash and $178,026 of deferred offering costs. We expect to incur significant costs in the pursuit of an initial Business Combination and we cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

As of June 30, 2023, the Company had not yet commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and its IPO. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Our normal operating costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting and state franchise taxes, and a charge of $10,000 per month from our Sponsor for administrative services (upon completion of the IPO). In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Company’s trust account into which the proceeds from the IPO were deposited for the benefit of public stockholders (the “Trust Account”) less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes. We expect our future costs to increase from our historical costs incurred to date for two reasons: (1) operations as a public company subsequent to our IPO and (2) commencement of professional and consulting fees and travel associated with evaluating various Business Combination candidates subsequent to our IPO. Further, once we identify a Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with a Business Combination.

Our IPO and Private Placement closed on August 22, 2023 as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At the interest rate earned on the current portfolio in the Trust Account, it is unlikely that the income on the trust assets will be sufficient to fund the tax and working capital payments that are permitted from the trust.

For the three and six months ended June 30, 2023 and the period from June 14, 2022 (inception) through June 30, 2022, the Company reported net losses of $30, $278 and $3,005, respectively, consisting entirely of formation costs.

Liquidity and Capital Resources

On August 22, 2023, the Company consummated the IPO of 7,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value (“Common Stock”), one right entitling the holder thereof to receive one-fifth (1/5) of one share of Common Stock upon the consummation of an initial Business Combination, and one warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any.

Simultaneously with the closing of the IPO, the Company consummated Private Placement with the Sponsor of the Company of 2,865,500 Private Placement Warrants, generating total proceeds of $2,865,500.

As of August 22, 2023, a total of $75,750,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public stockholders.

Until the consummation of the IPO, the Company’s only sources of liquidity were an initial purchase of shares of our common stock for approximately $25,000 by the Sponsor, advances from a related party of $29,001 and a total of $102,610 loaned by the Sponsor against the issuance of an unsecured promissory note ($93,570 balance as of June 30, 2023) (the “Note”).

For the six months ended June 30, 2023 and the period from June 14, 2022 (inception) through June 30, 2022, net cash used in operating activities was $198 and $3,244, respectively, consisting entirely of the payment of formation costs.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination within 9 months from the closing of the IPO (or up to 15 months from the closing of the IPO if we extend the period of time to consummate a Business Combination). If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023.

Contractual Obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the IPO, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company is obligated to pay that affiliate $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying an initial Business Combination candidate, the Company expects to enter into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial Business Combination. The services under these engagement letters and agreements are likely to be material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 16, 2022, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. In connection with the increase in the size of the offering, on February 8, 2023, we declared a 42.22% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 3,066,667. On August 17, 2023, our sponsor forfeited for no consideration 191,667 founder shares, which we cancelled, resulting in a decrease in the total number of founder shares outstanding from 3,066,667 shares to 2,875,000 shares, which includes up to an aggregate of 375,000 founder shares subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option is not exercised in full or in part. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after this offering, assuming our sponsor and directors and officers do not purchase units in this offering and excluding the representative shares. The founder shares will be worthless if we do not complete an initial Business Combination.

In addition, our sponsor purchased an aggregate of 2,865,500 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $2,865,500, that will also be worthless if we do not complete an initial Business Combination. The sale of the Private Placement Warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

As of August 22, 2023, a total of $75,750,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public stockholders and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2023	99 Acquisition Group Inc.

	By:	/s/ Hiren Patel
Name: Hiren Patel
Title: Chief Executive Officer and Chief Financial Officer