Form 10-Q
period 2023-09-30
99 Acquisition Group Inc.
filed 2023-11-14
CIK 1950429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 7,575,000 shares of Class A common stock, par value $0.0001, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

99 ACQUISITION GROUP INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

99 ACQUISITION GROUP INC.
BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$644,531	$11,470
Prepaid expenses	252,847	80
Total Current Assets	897,378	11,550

Trust account	76,163,232	—
Deferred offering costs	—	97,438
Total Assets	$77,060,610	$108,988

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$290,193	$—
Accrued offering costs	75,000	23,438
Advances from related party	29,001	29,001
Due to Sponsor	—	35,000
Related party payable – administrative fee	13,226	—
Promissory note – related party	102,610	—
Franchise tax payable	21,739	—
Total Current Liabilities	531,769	87,439

Deferred tax liability	82,214	—
Deferred underwriting fee payable	2,625,000	—
Total Liabilities	3,238,983	87,439

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized; 7,500,000 shares issued and outstanding (at redemption value of $10.14) at September 30, 2023; none at December 31, 2022	76,059,279	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 75,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at September 30, 2023; none at December 31, 2022	8	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding at September 30, 2023 and December 31, 2022(1)(2)	288	288
Additional paid in capital	—	24,712
Accumulated deficit	(2,237,948)	(3,451)
Total Stockholders’ (Deficit) Equity	(2,237,652)	21,549
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$77,060,610	$108,988

(1)	Includes an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended	Period from June 14, 2022 (inception) through
	September 30,		September 30,
	2023	2022	2023	2022
Formation and operational costs	$101,035	$387	$101,313	$3,392
Related party administrative fees	13,226	—	13,226	—
Loss from operations	(114,261)	(387)	(114,539)	(3,392)

Other income:
Unrealized investment income on marketable securities held in Trust Account	413,232	—	413,232	—
Other income, net	413,232	—	413,232	—

Income (loss) before benefit from (provision for) income taxes	298,971	(387)	298,693	(3,392)
Provision for income taxes	(82,214)	—	(82,214)	—
Net income (loss)	$216,757	$(387)	$216,479	$(3,392)

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	3,260,870	—	1,098,901	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.04	$—	$0.06	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock(1)(2)	2,532,609	1,250,000	2,510,989	1,055,046
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$—	$0.06	$—

(1)	Excludes an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

For the Nine Months Ended September 30, 2023

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance - January 1, 2023	—	$—	2,875,000	$288	$24,712	$(3,451)	$21,549
Net loss	—	—	—	—	—	(248)	(248)
Balance - March 31, 2023	—	—	2,875,000	288	24,712	(3,699)	21,301
Net loss	—	—	—	—	—	(30)	(30)
Balance - June 30, 2023	—	-	2,875,000	288	24,712	(3,729)	21,271
Sale of IPO Units	7,500,000	750	—	—	74,999,250	—	75,000,000
Sale of Private Placement Warrants	—	—	—	—	2,865,500	—	2,865,500
Offering and Underwriting Costs	—	—	—	—	(4,281,901)	—	(4,281,901)
Common shares subject to possible redemption	(7,500,000)	(750)	—	—	(75,749,250)	—	(75,750,000)
Issuance of representative shares	75,000	8	—	—	(8)	—	—
Accretion of additional paid in capital to accumulated deficit	—	—	—	—	2,141,697	(2,141,697)	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(309,279)	(309,279)
Net income	—	—	—	—	—	216,757	216,757
Balance -September 30, 2023	75,000	$8	2,875,000	$288	$—	$(2,237,948)	$(2,237,652)

For the Period from June 14, 2022 (Inception) through September 30, 2022

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance – June 14, 2022 (Inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(3,005)	(3,005)

Balance - June 30, 2022	—	—	—	—	—	(3,005)	(3,005)

Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	$25,000

Net loss	—	—	—	—	—	(387)	(387)

Balance - September 30, 2022	—	$—	2,875,000	$288	$24,712	$(3,392)	$21,608

(1)	Includes an aggregate of up to 375,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	Period from June 14, 2022 (inception) through September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$216,479	$(3,392)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(413,232)	—
Deferred tax provision	82,214	—
Changes in operating assets and liabilities:
Prepaid expenses	(252,767)	(159)
Accrued expenses	290,193	—
Franchise tax payable	21,739	—
Related party payable - administrative fee	13,226	—
Net cash used in operating activities	(42,148)	(3,551)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(75,750,000)	—
Net cash used in investing activities	(75,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,149,500	—
Proceeds from sale of Private Placements Warrants	2,865,500	—
Advances from related party	—	3,456
Due to Sponsor	(35,000)	90,000
Proceeds from promissory note - related party	102,610	—
Payment of offering costs	(657,401)	(25,000)
Net cash provided by financing activities	76,425,209	93,456

Net Changes in Cash	633,061	89,905
Cash - Beginning of period	11,470	—
Cash - End of period	$644,531	$89,905

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000	$—
Offering costs paid from due from related party	$—	$25,000
Issuance of representative shares	$8	$—
Initial classification of Class A common stock subject to possible redemption	$75,750,000	$—
Accretion of additional paid in capital to accumulated deficit	$2,141,697	$—
Change in value of Class A common stock subject to possible redemption	$309,279	$—
Deferred underwriting fee payable	$2,625,000	$—
Conversion of due to Sponsor to promissory note – related party	$35,000	$—

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2022 (inception) through September 30, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 14, 2023. On August 22, 2023, the Company consummated its Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000 (the “Initial Public Offering”), which is discussed in Note 3, and incurring offering costs of $4,281,901, of which $2,625,000 was for deferred underwriting commissions (see Note 5). The underwriters had a 45-day option from the date of the prospectus to purchase up to an additional 1,125,000 units to cover over-allotments, if any (see Note 3), which option expired unexercised on October 1, 2023 (see Note 8).

Additionally, the Company completed the sale of 2,865,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,865,500, in a private placement (the “Private Placement”) to 99 Acquisition Sponsor LLC (the “Sponsor”) that closed simultaneously with the Initial Public Offering (see Note 4).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on August 22, 2023, an amount equal to $75,750,000 ($10.10 per Unit sold in the Initial Public Offering), including the proceeds from the sale of the Private Placement Warrants, was placed in a trust account with Continental Stock Transfer & Trust Company, a U.S.-based company, acting as trustee (the “Trust Account”). The funds in the trust account will be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

The Company will provide its holders of the outstanding public shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.10 per share), calculated as of two business days prior to the completion of a Business Combination, including interest. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within 9 months from the closing of the Initial Public Offering or up to 15 months from the closing of the offering if the Company extends the period of time to consummate a business combination for up to three months on two occasions, as described in more detail in the Company’s prospectus, and (c) not to propose an amendment to the Second Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company has 9 months (or 15 months, as applicable) from the closing of the Initial Public Offering (as such period may be extended pursuant to the Company’s Second Amended and Restated Certificate of Incorporation) to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants or rights, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.10 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $644,531 and $11,470 as of September 30, 2023 and December 31, 2022, respectively, and no cash equivalents as of September 30, 2023 or December 31, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2023, substantially all of the assets held in the Trust Account were held in cash and money market funds. Total account value as of September 30, 2023 and December 31, 2022 was $76,163,232 and $0, respectively.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting and other costs incurred through the date of the Initial Public Offering that are directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, these offering costs, together with the underwriter discount of $850,500, associated with the common stock and the warrants have been charged to stockholders’ equity since both the public and private warrants qualify for equity classification.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as a component of stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on September 30, 2023, 7,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 or December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was $82,214 for the three and nine months ended September 30, 2023 and was deemed to be de minimis the three months ended September 30, 2022 and the period from June 14, 2022 (inception) through September 30, 2022.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Notes 5 and 7). At September 30, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended		Nine Months Ended	Period from June 14, 2022 (inception) through
	September 30,		September 30,
	2023	2022	2023	2022
Class A common stock subject to possible redemption
Numerator:
Net income attributable to Class A common stock subject to possible redemption	$122,002	$—	$65,899	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	3,260,870	—	1,098,901	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.04	$—	$0.06	$—

Non-redeemable common stock
Numerator:
Net income (loss)	$216,757	$(387)	$216,479	$(3,392)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	$122,002	$—	$65,899	$—
Net income (loss) attributable to non-redeemable common stock	$94,755	$(387)	$150,580	$(3,392)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,532,609	1,250,000	2,510,989	1,055,046
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$(0.00)	$0.06	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. As of September 30, 2023 and December 31, 2022, the Trust Account had a fair value of $76,163,232 and $0, respectively.

Warrants

The Company is required to account for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Based on its assessment, the Company accounts for its warrants as equity-classified.

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

NOTE 3 — INITIAL PUBLIC OFFERING

On August 22, 2023, the Company consummated its Initial Public Offering of 7,500,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $75,000,000. The underwriters have a 45-day option from the date of the prospectus to purchase up to an additional 1,125,000 units to cover over-allotments, if any, which option expired unexercised on October 1, 2023 (see Note 8).

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

As of September 30, 2023, the Company incurred offering costs of $4,281,901, of which $2,625,000 was for deferred underwriting commissions.

NOTE 4 — PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 2,865,500 warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,865,500, in the Private Placement that occurred simultaneously with the closing of the Initial Public Offering. The Sponsor is committed to purchase up to an additional 240,075 warrants to the extent the underwriters’ over-allotment option is exercised, which option expired unexercised on October 1, 2023 (see Note 8). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 16, 2022, the Company approved the acquisition by transfer of an aggregate of 2,156,250 shares of Class B common stock of the Company (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share. In connection with a planned increase in the size of the Initial Public Offering, on February 8, 2023, the Company declared a 42.22% share dividend on each Founder Share, thereby increasing the number of issued and outstanding Founder Shares to 3,066,667. On August 17, 2023, the Sponsor forfeited an aggregate of 191,667 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 2,875,000 Founder Shares, including an aggregate of 375,000 Founder Shares subject to forfeiture by the Sponsor to the extent the underwriters’ over-allotment option is not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend and forfeiture. The number of Founder Shares issued was determined so that the Sponsor will collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On October 1, 2023, in connection with the underwriters not exercising their over-allotment option, the Sponsor forfeited an aggregate of 375,000 Founder Shares (see Note 8).

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

Administrative Services Agreement

The Company entered into an agreement upon the completion of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of September 30, 2023, the Company has incurred $13,226 in related party fees for the services provided by the Sponsor under this agreement.

Promissory Note — Related Party

On August 16, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of the consummation of a Business Combination or the liquidation of the Company on or before the 9-month anniversary of the completion of the Initial Public Offering (or up to the 15-month anniversary if the Company extends the period of time to consummate a Business Combination) or such later liquidation date as may be approved by the Company’s stockholders (a “Liquidation”). Upon maturity, the Note would be repaid, without interest or, at the lender’s discretion, the Note may be converted into warrants (the “Conversion Warrants”), at a price of $1.00 per warrant. The Conversion Warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no borrowings outstanding under the Note.

During the nine months ended September 30, 2023, the Company borrowed $67,610 under the Note to pay for vendor invoices and converted the remaining balance due to the Sponsor of $35,000 through a draw under the Note. As of September 30, 2023, the Company had an outstanding balance of $102,610 under the Note, with $197,390 available to draw.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Advances from Related Party

An affiliate of the Sponsor paid certain formation, deferred offering and operating costs totaling $29,001 on behalf of the Company during the period from June 14, 2022 (inception) through December 31, 2022. These advances are non-interest bearing and payable on demand. As of September 30, 2023 and December 31, 2022, $29,001 was due to the related party.

Due to Sponsor

During the period from June 14, 2022 (inception) through December 31, 2022, the Company received funds totaling $400,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Private Placement Warrants upon successful completion of the Proposed Public Offering. The monies should have been deposited into the Sponsor’s bank account instead of the Company’s bank account. These amounts are non-interest bearing and payable on demand. During the period from June 14, 2022 (inception) through December 31, 2022, the Company repaid $365,000 of the balance due to the Sponsor related to investments it had collected on behalf of the Sponsor, resulting in a balance of $35,000 due to the Sponsor as of December 31, 2022. During the nine months ended September 30, 2023, the Company converted the remaining balance of $35,000 due to the Sponsor through a draw under the Note.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, Conversion Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants, Conversion Warrants and warrants that may be issued upon conversion of the Working Capital Loans and Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,250,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which option expired unexercised on October 1, 2023 (see Note 8).

The underwriters are entitled to a cash underwriting discount of $0.1134 per Unit, or $850,500 in the aggregate (or up to $978,075 to the extent the underwriters’ over-allotment option is exercised), payable upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,625,000 in the aggregate (or up to $3,018,750 to the extent the underwriters’ over-allotment option is exercised). The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company reimbursed the underwriters $69,050 for certain of their out-of-pocket expenses related to the Initial Public Offering, including, but not limited to “road show” expenses, expenses of the underwriters’ legal counsel and diligence and background checks on our directors, director nominees and executive.

Representative Shares

The Company issued to the underwriters 75,000 shares of Class A common stock upon the consummation of the Initial Public Offering. The Company will issue to the underwriters up to an additional 11,250 shares to the extent the underwriters’ over-allotment option is exercised, which option expired unexercised on October 1, 2023 (see Note 8). The underwriters have agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 9 months from the closing of the Initial Public Offering (or up to 15 months from the consummation of the Initial Public Offering if we extend the period of time for up to three months on two occasions to consummate a business combination, as described in more detail in the prospectus). The representative shares have resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. In compliance with FINRA Rule 5110(g)(8), registration rights granted to the underwriters are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the prospectus forms a part and such demand rights may be exercised on only one occasion.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of this offering. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates or as otherwise permitted under FINRA Rule 5110(e)(2).

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 1,000,000 preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote per share. At September 30, 2023, as a result of the Closing of the Initial Public Offering, there were 75,000 shares of Class A common stock issued and outstanding, excluding 7,500,000 shares of the Company’s Class A common stock that are considered conditionally redeemable shares and classified as temporary equity in accordance with guidance under ASC 480. As of December 31, 2022, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 Class B common stock, par value $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote per share. At September 30, 2023 and December 31, 2022, after giving effect to the share dividend and forfeiture described in Note 5, there were 2,875,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 375,000 shares are subject to forfeiture to the extent the underwriters’ over-allotment option is not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend and forfeiture. On October 1, 2023, in connection with the underwriters not exercising their over-allotment option, the Sponsor forfeited an aggregate of 375,000 shares of Class B common stock (see Note 8).

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination, or earlier at the option of the holder, at a ratio such that the number of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all Class A shares of common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (excluding any Class A common stock or equity-linked securities exercisable for or convertible into Class A shares of common stock issued, or to be issued, to any seller in a Business Combination). In no event will the shares of Class B common stock convert into shares of Class A common stock at a rate of less than one-to-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to registration rights.

The Company accounts for the 10,365,500 warrants issued in connection with the Initial Public Offering (including 7,500,000 Public Warrants and 2,865,500 Private Placement Warrants, assuming the underwriters’ over-allotment option is not exercised, which option expired unexercised on October 1, 2023 per Note 8)) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2023, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

Underwriters’ Over-allotment Option

The underwriters had a 45-day option from August 17, 2023 (the date of the prospectus) to purchase up to an additional 1,125,000 units to cover over-allotments, if any. On October 1, 2023, the over-allotment option period expired, with the underwriters not exercising their over-allotment option.

Founder Shares

In connection with the underwriters not exercising their over-allotment option, on October 1, 2023, the Sponsor forfeited an aggregate of 375,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 2,500,000 Founder Shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” or “NNAG” refer to 99 Acquisition Group Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to 99 Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

The Company is a blank check company incorporated in Delaware on June 14, 2022. The Company was formed for the purpose of merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

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

As of September 30, 2023, we had $644,531 in cash. We expect to incur significant costs in the pursuit of an initial Business Combination and we cannot assure you that our plans to complete an initial Business Combination will be successful.

Results of Operations

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023 relates to the Company’s formation and its IPO. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Our normal operating costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting and state franchise taxes, and a charge of $10,000 per month from our Sponsor for administrative services (which commenced upon completion of the IPO). In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Company’s trust account into which the proceeds from the IPO were deposited for the benefit of public stockholders (the “Trust Account”) less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes. We expect our future costs to increase from our historical costs incurred to date for two reasons: (1) operations as a public company and (2) commencement of professional and consulting fees and travel associated with evaluating various Business Combination candidates. Further, once we identify a Business Combination candidate, our costs are expected to increase significantly in connection with negotiating and executing a merger agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with a Business Combination.

Our IPO and Private Placement closed on August 22, 2023, as more fully described in “Liquidity and Capital Resources” below. The proceeds in the Trust Account were initially invested in a money market fund that invests solely in direct U.S. government obligations meeting the applicable conditions of Rule 2a-7 of the Investment Company Act of 1940. At the interest rate earned on the current portfolio in the Trust Account, it is unlikely that the income on the trust assets will be sufficient to fund the tax and working capital payments that are permitted from the trust.

For the three months ended September 30, 2023 and 2022, the Company reported net income of $216,757 and net loss of $387, respectively. For the nine months ended September 30, 2023 and the period from June 14, 2022 (inception) through September 30, 2022, the Company had net income of $216,479 and net loss of $3,392, respectively. The net income is primarily due to the unrealized gain on marketable securities held in the Trust Account, partially offset by income taxes. Otherwise, activity consists entirely of formation and operational costs.

Liquidity and Capital Resources

On August 22, 2023, the Company consummated the IPO of 7,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value (“Common Stock”), one right entitling the holder thereof to receive one-fifth (1/5) of one share of Common Stock upon the consummation of an initial Business Combination, and one warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000. The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any, which option expired unexercised on October 1, 2023.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Sponsor of the Company of 2,865,500 Private Placement Warrants, generating total proceeds of $2,865,500.

As of August 22, 2023, a total of $75,750,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public stockholders.

Until the consummation of the IPO, the Company’s only sources of liquidity were an initial purchase of shares of our common stock for approximately $25,000 by the Sponsor, advances from a related party of $29,001 and a total of $102,610 loaned by the Sponsor against the issuance of an unsecured promissory note.

For the nine months ended September 30, 2023 and the period from June 14, 2022 (inception) through September 30, 2022, net cash used in operating activities was $42,148 and $3,551, respectively.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023.

Contractual Obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the IPO, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company is obligated to pay that affiliate $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2023, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On August 16, 2022, our sponsor purchased an aggregate of 2,156,250 founder shares for an aggregate purchase price of $25,000, or approximately $0.01 per share. In connection with the increase in the size of the offering, on February 8, 2023, we declared a 42.22% share dividend on each founder share, thereby increasing the number of issued and outstanding founder shares to 3,066,667. On August 17, 2023, our sponsor forfeited for no consideration 191,667 founder shares, which we cancelled, resulting in a decrease in the total number of founder shares outstanding from 3,066,667 shares to 2,875,000 shares, which includes up to an aggregate of 375,000 founder shares subject to forfeiture by our insiders to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On October 1, 2023, in connection with the underwriters not exercising their over-allotment option, our sponsor forfeited an aggregate of 375,000 founder shares for no consideration, resulting in our sponsor holding an aggregate of 2,500,000 Founder Shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after this offering, assuming our sponsor and directors and officers do not purchase units in this offering and excluding the representative shares. The founder shares will be worthless if we do not complete an initial Business Combination.

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

On August 22, 2023, a total of $75,750,000 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public stockholders and will be used to fund the Company’s operating expenses. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished herewith

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	99 Acquisition Group Inc.

	By:	/s/ Hiren Patel
		Name:	Hiren Patel
		Title:	Chief Executive Officer