Form 10-K
period 2023-12-31
99 Acquisition Group Inc.
filed 2024-04-05
CIK 1950429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-41784

99 ACQUISITION GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	88-2992752
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Noblewood Ct, Gaithersburg, MD	20878
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 371-4260

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	NNAGU	The Nasdaq Stock Market LLC
Common Stock	NNAG	The Nasdaq Stock Market LLC
Redeemable Warrants	NNAGW	The Nasdaq Stock Market LLC
Rights	NNAGR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $0.

As of April 4, 2024, there were 7,575,000 shares of Class A common stock, par value $0.0001, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

99 ACQUISITION GROUP INC.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

CERTAIN TERMS

References to “the Company,” “NNAG,” “our,” “us” or “we” refer to 99 Acquisition Group Inc., a blank check company incorporated in Delaware on June 14, 2022. References to our “Sponsor” refer to 99 Acquisition Sponsor LLC, a Delaware limited liability company. References to our “IPO” refer to the initial public offering of 99 Acquisition Group Inc., which closed on August 22, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our IPO.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

PART I

ITEM 1. BUSINESS

Introduction

We are a newly organized blank check company incorporated June 14, 2022 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. To date, our efforts have been limited to organizational activities as well as activities related to the IPO. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

On August 22, 2023, we consummated the Initial Public Offering of 7,500,000 units (the “public units”), each Public Unit consisting of one share of common stock, $0.0001 par value (“Common Stock”), one redeemable warrant entitling the holder thereof to purchase one share of Common Stock at a price of $11.50 per share and one right to receive one-fifth (1/5) of a share of Common Stock upon the consummation of an initial business combination. The public units were sold at an offering price of $10.00 per public unit, generating gross proceeds of $75,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement (the “Private Placement”) with the Sponsor of the Company of 2,865,500 warrants (the “Private Warrants”), generating total proceeds of $2,865,500. The Private Warrants are identical to the warrants sold as part of the public Units in the IPO except that the Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants. The Private Warrants were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Upon the closing of the IPO and the sale of Private Warrants on August 22, 2023, a total of $75,750,000 was placed in a trust account (the “trust account”) located in the United States with Continental Stock Transfer & Trust Company as a trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of one hundred eighty-five (185) days or less, or in money market funds meeting the conditions of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company. These funds will not be released until the earlier of the completion of the initial business combination and the distribution of the trust account as otherwise permitted under our amended and restated certificate of incorporation.

We have until May 22, 2024 to consummate an initial business combination. In addition, if we anticipate that we may not be able to consummate an initial business combination by such date, our sponsor or its affiliates may extend the period of time to consummate a business combination two times by an additional three-month period each time (for a total of 15 months to complete a business combination) (the “combination period”). In order to extend the time available for us to consummate an initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $800,000 for each three-month extension.

If we are unable to complete an initial business combination within the combination period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (which interest shall be net of taxes payable, and less certain amount of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Company

We seek to capitalize on the significant experience and contacts of our management team in consummating an initial business combination. Although we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we currently intend to focus on identifying businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space. Leveraging our management team and directors’ deep and global real estate expertise and extensive network of relationships, we intend to identify innovative companies that have the potential to disrupt different aspects of the real estate industry or related industries and to transform how stakeholders relate to real estate in the future. Our management team has a proven track record in identifying opportunities in the real estate industry that have generated attractive risk-adjusted returns.

Our Management Team

Our management team is led by Hiren Patel, our Chief Executive Officer and Chairman of the Board. Our board members have extensive experience, having served as directors or officers for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well following the completion of our initial business combination.

We believe our management team is well positioned to take advantage of the growing set of acquisition opportunities focused on businesses in the real estate industry, including construction, homebuilding, real estate owners and operators, and other services for real estate, targeting the real estate space, and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our stockholders.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Investment Thesis and Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team. Our selection process will leverage our management teams’ broad and deep relationship network, industry experiences and proven deal sourcing capabilities to access a broad spectrum of differentiated opportunities. We intend to seek businesses that offer innovative hardware, software, products, operations or services that are technologically equipped to improve property ownership; property financing; property transactions; property valuation; property operations; property management; leasing; property insurance; real estate asset management and investment management; and/or design, construction and development. Our management team will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Value Creation. We intend to focus our efforts on identifying one or more cash-flow positive targets that have been in business for more than 10 years that we believe have significant potential for attractive risk-adjusted returns for stockholders, weighing potential growth opportunities and operational improvements in the target business against any identified downside risks.

●	Growth Potential. We will seek to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of organic growth, potential to leverage competitive advantages and innovation through our expertise and scale as a vertically integrated real estate platform.

●	Competitive Position. We will seek to acquire one or more businesses that demonstrate advantages when compared to their competitors, including the potential to disrupt the market through technology driven transformation, defensible proprietary technology, and low or manageable risks of technological obsolescence.

●	Management Team. We will seek to invest in one or more businesses that have proven management teams with a compelling strategy of selling their products or services and recruiting talent.

●	Benefit from Being a Public Company. We intend to invest in one or more businesses that will benefit from being publicly listed and can effectively utilize the broader access to capital and the public profile to grow and accelerate stockholder value creation.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of tender offer documents or proxy solicitation materials that we would file with the Securities and Exchange Commission (the “SEC”).

Competitive Strengths

We intend to capitalize on the following competitive advantages in our pursuit of a target company or companies:

●	Leadership of an Experienced Management Team.

We believe our management team will provide us with a significant pipeline of opportunities from which to evaluate potential business combinations. Our management team provides a combination of a proprietary sourcing network and deep industry, mergers and acquisition, and capital markets expertise.

Our management team is led by Hiren Patel, who has over 20 years of experience in real estate due diligence, mergers and acquisitions, and real estate management. He has previously served as the Founder & CEO of Intelvative. We believe that his business acumen and experience, which demonstrate his ability to identify opportunities and enhance value, will help facilitate our business acquisition strategy.

●	Established Deal Sourcing Network. We believe the strong track record of our management team will provide access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

●	Status as a Publicly Listed Acquisition Company. We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly listed company, we will offer a target business an alternative to the traditional initial public offering process. We believe that some target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our stockholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company.

Industry Opportunity

While we may acquire a business or businesses in any industry, our focus will be on companies in the real estate industry, including construction, homebuilding, real estate owners and operators, arrangers of financing, insurance, and other services for real estate, and adjacent businesses and technologies targeting the real estate space. We believe that our target industry is attractive for a number of reasons, including the following:

●	Large Addressable Market. Real estate investment represents a significant segment of the global economy. Global real estate was worth over $280 trillion (by asset value), larger than equity, debt, or gold (combined), and more than 3.5 times the total global gross domestic product in 2017, according to Savills Inc. According to Forbes, real estate contributed $3.5 trillion to the U.S. gross domestic product in 2018. We believe the acquisition of one or more real estate businesses can serve as a platform for expansion, both organically and through further acquisitions.

●	Current Market Trends. Rising mortgage rates and inflation are impacting the home building industry and decreasing valuations. Participants in the housing market have continued to be cautious with respect to operations. The current market conditions present an opportunity for an acquisition at the low end of the market.

●	Broad Universe of Potential Targets. We currently intend to focus our investment effort broadly across real estate businesses, although we may pursue an acquisition opportunity in any industry or geographic region. We believe that our investment and operating expertise in the real estate industry and across multiple asset classes and geographies will offer us a large, addressable universe of potential targets. The diversity of the target universe and the number of largely uncorrelated sub-sectors maximizes the likelihood that our management team will identify and execute an attractive transaction.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to focus on companies that we believe:

●	have market leadership positions in the real estate industry and can benefit from the extensive networks and insights we have built;

●	have an attractive risk profile, including revenues under long-term contracts and/or a strong backlog of business;

●	have attractive organic and inorganic growth opportunities which may be accelerated with our expertise and/or access to a public listing;

●	can benefit from an improved capital structure or streamlined ownership structure;

●	would benefit from a relationship with a public company; and

●	offer an attractive risk-adjusted return for our stockholders.

We intend to seek targets with an aggregate combined enterprise value of approximately $75 million to $150 million, based upon widely accepted valuation standards and methodologies. We believe targeting companies in this “middle market” will provide the greatest number of opportunities for investment.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant. In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us.

Sourcing of potential business combination targets

We believe that the operational and transactional experience of our management team and the relationships they have developed as a result of such experience, will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Other acquisition considerations

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

Members of our management team may directly or indirectly own shares of our common stock and/or private placement warrants following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties, if any of our officers or directors becomes aware of a business combination which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such business combination to such entity, and only present it to us if such entity rejects the opportunity. In addition, we may, at our option, pursue an affiliated joint business combination with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity. A director shall be at liberty to vote in respect of any contract or transaction in which he is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the board of directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Initial Business Combination

We have 9 months from the closing of the IPO to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 9 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination by an additional three months on two occasions (for a total of up to 15 months to complete a business combination), subject to our sponsor depositing additional funds into the trust account, upon five days advance notice prior to the applicable deadline, $800,000 for each of the available three month extensions, providing a total possible business combination period of 15 months at a total payment value of $1,600,000 (each such extension period being hereinafter referred to as an “Extension Period”). Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private placement warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. Our stockholders will not be entitled to vote or redeem their shares in connection with any such extension. However, our stockholders will be entitled to vote and redeem their shares in connection with a stockholder meeting held to approve an initial business combination or in a tender offer undertaken in connection with such an initial business combination if we propose such a business combination during any three-month extension period. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account, net of taxes payable and liquidation expenses of up to $100,000, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the private placement warrants, and rights will expire and will be worthless.

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he has then-current fiduciary or contractual obligations to present the opportunity to such entity, he will honor his fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our second amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available in the trust account for an initial business combination initially in the amount of $73,125,000, after payment of $2,625,000 of deferred underwriting fees but before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the IPO. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital

We currently have two officers. Our officers are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

For additional discussion of the general development of our business, see our final IPO prospectus filed with the SEC on August 21, 2023.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We are a SPAC with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

Our executive offices are located at 14 Noblewood Ct, Gaithersburg, MD 20878. Our executive offices are provided to us by our sponsor. The cost for this space is included in the $10,000 per month fee we pay to 99 Acquisition Sponsor LLC. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

NNAG’s units, Class A common stock, public warrants and rights trade on Nasdaq under the symbols “NNAGU,” “NNAG,” “NNAGW,” and “NNAGR,” respectively. The NNAG units commenced trading on Nasdaq on August 18, 2023, and NNAG’s Class A common stock, public warrants and rights commenced separate trading from the units on October 9, 2023.

Holders of Record

As of April 4, 2024, there were 4 holders of record of NNAG’s Class A common stock and 1 holder of record of NNAG’s Class B common stock. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose securities are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends subsequent to the completion of our initial business combination will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Annual Report”) to “we,” “us” or the “Company” or “NNAG” refer to 99 Acquisition Group Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to 99 Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained elsewhere in this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the U.S. Securities and Exchange Commission’s (“SEC”) website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of December 31, 2023, we had $321,463 in cash. We expect to incur significant costs in the pursuit of an initial Business Combination and we cannot assure you that our plans to complete an initial Business Combination will be successful.

Recent Developments

On February 12, 2024, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among the Company, Nava Health MD, Inc., a Maryland corporation (“Nava”), and NNAG Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), which, among other things, provides for the merger of Merger Sub with and into Nava, with Nava surviving such merger as a wholly owned subsidiary of the Company (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”). Following the consummation of the Transactions, the Company will change its name to Nava Health MD, Inc.

Results of Operations

As of December 31, 2023, the Company had not yet commenced any operations. All activity through December 31, 2023 relates to the Company’s formation, its IPO and its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Our normal operating costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting and state franchise taxes, and a charge of $10,000 per month from our Sponsor for administrative services (which commenced upon completion of the IPO). In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Company’s trust account into which the proceeds from the IPO were deposited for the benefit of public stockholders (the “Trust Account”) less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes. We expect our future costs to increase from our historical costs incurred to date for two reasons: (1) ongoing operations as a public company and (2) increased professional and consulting fees and travel associated with evaluating various Business Combination candidates. Further, now that we have identified a Business Combination candidate (see “Merger Agreement” above), our costs are expected to increase significantly in connection with negotiating and executing the Merger Agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with a Business Combination.

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

For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, the Company had net income of $756,057 and net loss of $3,451, respectively. The net income is primarily due to the unrealized gain on marketable securities held in the Trust Account, partially offset by formation and operational costs, franchise tax, related party administrative fees and income taxes.

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

For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, net cash used in operating activities was $365,216 and $3,531, respectively.

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

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, as described above, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (including the potential Merger disclosed in “Recent Developments” above) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023.

Contractual Obligations

At December 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the IPO, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company is obligated to pay that affiliate $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

In connection with identifying its initial Business Combination candidate, the Company has entered into engagement letters or agreements with various consultants, advisors, professionals and others in connection with an initial Business Combination. The services under these engagement letters and agreements are likely to be material in amount and in some instances include contingent or success fees. Contingent or success fees (but not deferred underwriting compensation) would be charged to operations in the quarter that an initial Business Combination is consummated. In most instances (except with respect to our independent registered public accounting firm), these engagement letters and agreements are expected to specifically provide that such counterparties waive their rights to seek repayment from the funds in the Trust Account.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, there were no critical accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

NNAG’s directors and officers are as follows:

NAME	AGE	POSITION
Hiren Patel	48	Chairman and Chief Executive Officer
Eric Crowe	49	Director
Anil Patibandla	53	Director
Mike Barwis	50	Director
Mike Battle	63	Director
Tim Wertner	57	Director
Bill Rucker	48	Director

Hiren Patel. Hiren Patel is the Chief Executive Officer of the Company and has been the Chairman of the Board of Directors since inception. Since November 2010, Mr. Patel has served as the Chief Executive Officer of Intelvative, a firm he founded in 2009 with a focus on three lines of business: ecommerce, government contracting and real estate consulting.

Under the management of Hiren Patel, Intelvative’s government division worked with Microsoft, AWS, Department of Energy, Federal Energy Regulatory Commission, Lockheed Martin and many others. Mr. Patel also served as the Chief Executive Officer of CyberSmoke, a subsidiary of Intelvative, from October 2011 to June 2019, prior to the sale of CyberSmoke to MeriTalk.

Intelvative also launched ConnectSO.com, an ecommerce platform that uses the concept of Social Commerce (which is the “So” in ConnectSo) to put the power of raising money for schools in the hands of teachers, schools and parents. Prior to founding Intelvative, Mr. Patel held various leadership positions with several government contracting firms, including ICS Nett, Inc., ASRC Federal, and USM Business Systems Mr. Patel has also actively participated in the real estate business taking a hands on approach in projects that have required new construction, renovation, and the buying, selling and rental of various properties. Mr. Patel graduated with a Bachelor of Arts in Finance and Marketing from West Virginia University. We believe that Mr. Patel’s background as a serial entrepreneur and his expertise in operations and finance will enable him to contribute significantly to our management team and board of directors.

Eric Crowe. Eric Crowe has been a director of the Company since inception. Mr. Crowe has been the Chief Financial Officer of BRMi, an end-to-end information technology services company, since May 2013. He previously serves as Chief Financial Officer of Innoviss, Inc. from February 2007 to February 2013. From April 2001 to February 2007, Mr. Crowe was the Director of Business Operations at ManTech International; and from January 1997 to April 2001, Mr. Crowe was a Business Operations Manager at Affiliated Computer Services, Government Solutions Group. Mr. Crowe has demonstrated success in streamlining business operations that drive growth, increased efficiency, and bottom-line results. Mr. Crowe obtained a Bachelor of Science in Business from Shepherded University in 1997 and an MBA from Webster University in 2002. We believe that Mr. Crowe’s extensive experience in the evaluation and integration of mergers and acquisitions opportunities and his background in finance and operations bring important and valuable skills to our board of directors.

Anil Patibandla. Anil Patibandla has been a director of the Company since inception. Since June 2017, Mr. Patibandla has served as the President of Harmonia Holdings Group, LLC, a software development company based in Blacksburg, Virginia. Mr. Patibandla has over 20 years of experience in commercial, higher education, international and US public sector (DoD, Federal Civilian, State & Local) markets. Most recently, from August 2015 to June 2017, Mr. Patibandla was Chief Strategy Officer at CMCI, where he was responsible for corporate growth, including M&A. Prior to CMCI, Mr. Patibandla held senior executive roles at leading companies such as Camber Corporation, Avaya Government Solutions, Suh’dutsing, a Tribally owned 8(a), and Goldstone. Mr. Patibandla is an active member of the management of VBeech Properties LLC, a real estate investment and development company. Mr. Patibandla currently serves on the board of the Professional Services Council (PSC). Mr. Patibandla graduated with a Master of Science in Engineering from South Dakota State University in 1994 and a Bachelor of Technology in Civil Engineering from GPREC, India. We believe Mr. Patibandla’s extensive background in the real estate business and executive experience make him well qualified to serve on our board of directors.

Mike Barwis. Mike Barwis has been a director of the Company since inception. Since July 2011, Mr. Barwis has served as the founder and CEO of the Barwis Companies, which is a group of companies focused on human performance. Mr. Barwis has been the Director of Sports Science and Human Performance for the Detroit Red Wings since June 2011. From Mar 2014 to February 2021, he also served as the Senior Advisor of Strength and Conditioning to the New York Mets. Between 2014 and 2015, Mr. Mr. Barwis served as a sports science consultant to the Miami Dolphins. Mr. Barwis has coached 32 National Strength and Conditioning (NSCA) All-Americans since 1999, and was one of 10 coaches to receive the 2002 Bronze Award from the NSCA certification commission. He has trained over 500 Olympic and professional athletes in over 40 sporting events. In addition, Mr. Barwis has been published in numerous journals, magazines, newspapers, written several books, and produced several videos. Mr. Barwis earned his undergraduate degree in Exercise Physiology from the School of Medicine at West Virginia University and his Master’s Degree in Athletic Coaching with an emphasis in strength and conditioning. We believe that Mr. Barwis’s extensive background in operations make him well qualified to serve on our board of directors.

Mike Battle. Mike Battle has been a director of the Company since inception. Mr. Battle founded BRMi, an IT services and consulting firm that provides technology solutions for both government and commercial clients, in 2004 and has since served as its President and CEO of BRMi Holdings. Prior to founding BRMi, for 20 years, Mr. Battle led organizations in operations management, sales and sales management, marketing and business strategy in government and commercial information technology. Mr. Battle obtained a Bachelor of Science in Communication Arts from James Madison University (JMU) in 1981 and an M.B.A. in 1984. He is a current member of boards for the Center for Adoption Support and Education, TechFrederick, James Madison University Federal Affinity Group, and is a past gubernatorial appointee to the JMU Board of Advisors. We believe that Mr. Battle’s extensive experience in operations management, supply chain optimization, sales and sales management, marketing, and business strategy make him well qualified to serve on our board of directors.

Tim Wertner. Tim Wertner has been a director of the Company since inception. Since June 2018, Mr. Wertner has served as Senior Vice President (SVP) U.S. Operations at FedEx Express (NYSE: FDX). As a member of the company’s executive leadership team, Mr. Wertner oversees the pick-up, transportation, and delivery of Express volume. In this role, Mr. Wertner leads over 50,000 employees, oversees dispatch, customer experience, and audit & compliance for the Express operations as well as the pickup and delivery of 3 million packages daily, and is responsible for a $5 billion yearly operating budget. Prior to his role as Senior Vice President U.S. Operations, Mr. Wertner served in several other roles at Fedex Express since 1995, including Vice President and Senior Vice President positions in various operational roles, including Vice President of the Memphis World Hub, the centerpiece of FedEx’s logistic center, Senior Vice President of the U.S. Express Operations, responsible for 665 facilities through the U.S., and Senior Vice President of Air Ground Freight Service, leading the flight transportation of FedEx volume on over 350 flights daily.

Throughout Mr. Wertner’s career he has served on various councils at FedEx, including Express Strategic Portfolio Council, Express Compliance Committee, Diversity Council and Talent Review Committee. Mr. Wertner is a member of the board of directors of Intelative (2019 - present) and Direct Relief (2021 - present). From 2019 to 2021, Tim served as a member of the board of directors of Safe Kids Worldwide.

Mr. Wertner received his MBA from the University of California, Irvine, CA in 2003 and his Bachelor of Science from La Verne University, La Verne, CA in 1995. We believe Mr. Wertner’s public company experience and his deep background in operations and management make him well qualified to serve on our board of directors.

Bill Rucker. Bill Rucker has been a director of the Company since inception. Since September 2015, Mr. Rucker has served as President of Trustwave Government Solutions, a cybersecurity and managed security services firm. Prior to his tenure as President, Mr. Rucker was a Vice President at Trustwave Government Solutions from March 2010 to September 2015. In addition to 18 years of experience in public sector sales, Mr. Rucker brings more than 20 years of business and industry expertise gained from executive-level sales positions within the IT and information security industries, including leadership positions at Finjan Software and Santa Cruz Operation. Mr. Rucker holds a B.B.A from the Fisher College of Business at The Ohio State University and is an active member of numerous government-related groups and organizations, including AFCEA, ACT/IAC, AFFIRM and ATARC (formerly GITEC). Mr. Rucker’s extensive executive experience makes him a valuable addition to our board of directors.

Director Independence

The rules of the Nasdaq require that a majority of the NNAG Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Eric Crowe, Anil Patibandla, Mike Barwis, Mike Battle, Tim Wertner and Bill Rucker are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Office of Officers and Directors

The NNAG Board consists of seven members. The NNAG Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mike Battle and Bill Rucker, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Anil Patibandla and Eric Crowe, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Hiren Patel, Mike Barwis and Tim Wertner, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

NNAG’s officers are appointed by the NNAG Board and serve at the discretion of the NNAG Board, rather than for specific terms of office. The NNAG Board is authorized to appoint persons to the offices set forth in NNAG’s bylaws as it deems appropriate. NNAG’s bylaws provide that officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the NNAG Board.

Committees of the Board of Directors

The NNAG Board has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by the NNAG Board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Eric Crowe, Anil Patibandla and Mike Battle, and Eric Crowe serves as chair of the audit committee. Each member of the audit committee is financially literate and the NNAG Board has determined that Eric Crowe qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The NNAG Board has established a compensation committee. The members of our Compensation Committee are Tim Wertner, Bill Rucker and Mike Barwis, and Tim Wertner serves as chair of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement/prospectus and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement/prospectus; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The compensation committee charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Eric Crowe, Anil Patibandla, Mike Barwis, Mike Battle, Tim Wertner and Bill Rucker. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on the NNAG Board.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You can review these documents by accessing our public filings SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our shares of common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Other than the monthly administrative expenses of $10,000 as described in this Report, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 25, 2024, the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock; (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 25, 2024, we had 7,500,000 shares of Class A common stock and 2,500,000 shares of Class B common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants or conversion of the rights, as the warrants are not exercisable and the rights are not convertible within 60 days of March 25, 2024.

Number of
	Shares	Percentage of
	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned	Shares
Hiren Patel(2)	2,500,000	25%
Eric Crowe	-	*
Anil Patibandla	-	*
Mike Barwis	-	*
Mike Battle	-	*
Tim Wertner	-
Bill Rucker	-
All officers and directors as a group (7 individuals)	2,500,000	25%

99 Acquisition Sponsor LLC(2)	2,500,000	25%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o 99 Acquisition Group Inc., 14 Noblewood Ct, Gaithersburg, MD 20878.

(2)	99 Acquisition Sponsor LLC, our sponsor, is the record holder of the securities reported herein. Hiren Patel is the manager of our sponsor. By virtue of this relationship, Mr. Patel may be deemed to have beneficial ownership of the securities held of record by our sponsor. Mr. Patel disclaims any such beneficial ownership except to the extent of his pecuniary interests.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On August 16, 2022, NNAG issued an aggregate of 2,156,250 shares of NNAG’s Class B common stock to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share. In connection with the increase in the size of the NNAG IPO, on February 8, 2023, NNAG declared a 42.22% share dividend on each share of NNAG’s Class B common stock, thereby increasing the number of issued and outstanding shares of NNAG’s Class B common stock to 3,066,667. On August 17, 2023, the Sponsor forfeited for no consideration 191,667 founder shares, which NNAG cancelled, resulting in a decrease in the total number of founder shares outstanding from 3,066,667 shares to 2,875,000 shares. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the outstanding shares of common stock upon completion of NNAG IPO. The Company granted the underwriters in the NNAG IPO a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments, if any, which option expired unexercised on October 1, 2023. As a result, the Sponsor forfeited for no consideration 375,000 shares of NNAG’s Class B common stock, which NNAG cancelled, resulting in a decrease in the total number of shares of NNAG’s Class B common stock outstanding from 2,875,000 shares to 2,500,000 shares.

The Sponsor also purchased an aggregate of 2,865,500 private placement warrants for a purchase price of $1.00 per warrant in a private placement that occurred simultaneously with the closing of NNAG IPO. As such, the Sponsor’s interest in the NNAG IPO was valued at $2,865,500, based on the number of private placement warrants purchased. Each private placement warrant entitles the holder thereof to purchase one share of NNAG’s Class A common stock at a price of $11.50 per share, subject to adjustment.

All of the directors and officers of NNAG have an indirect economic interest in the founder shares and private placement warrants, as applicable, purchased by the Sponsor, as a result of their membership interests in the Sponsor.

On August 16, 2022, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of the consummation of a Business Combination or the liquidation of the Company on or before the 9-month anniversary of the completion of the Initial Public Offering (or up to the 15-month anniversary if the Company extends the period of time to consummate a Business Combination) or such later liquidation date as may be approved by the Company’s stockholders (a “Liquidation”). Upon maturity, the Note would be repaid, without interest or, at the lender’s discretion, the Note may be converted into warrants (the “Conversion Warrants”), at a price of $1.00 per warrant. The Conversion Warrants would be identical to the Private Placement Warrants. As of December 31, 2023, the Company had the Company had an outstanding balance of $102,610 under the Note, with $197,390 available to draw.

From time to time, affiliates of the Sponsor advance funds to NNAG or pay expenses on behalf of NNAG for formation and operating costs. These advances are due on demand and are non-interest bearing. As of December 31, 2023, the outstanding balance due was $29,001.

NNAG entered into an Administrative Services Agreement pursuant to which it pays an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. As of December 31, 2023, NNAG recorded $43,226 of expenses related to the agreement.

The Sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on its behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. NNAG’s audit committee reviews all payments that were made by NNAG to its Sponsor, officers, directors or its or any of their respective affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on NNAG’s behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023, no such working capital loans were outstanding.

General

No compensation or fees of any kind, including finder’s fees, consulting fees, or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our insiders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or insiders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of MaloneBailey, LLP, or MaloneBailey, acts as our independent registered public accounting firm. The following is a summary of fees paid to MaloneBailey for services rendered.

Audit Fees. For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, fees for our independent registered public accounting firm were approximately $107,500 and $30,000, respectively, for the services MaloneBailey performed in connection with the audit of our December 31, 2023 and December 31, 2022 financial statements.

Audit-Related Fees. For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, our independent registered public accounting firm did not render services in connection with tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2023 and 2022	F-3
Statements of Operations for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-6
Notes to Financial Statements	F-7

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of 99 Acquisition Group Inc. (incorporated by reference to Exhibit 3.1 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
3.2	Bylaws of 99 Acquisition Group Inc. (incorporated by reference to Exhibit 3.3 filed with NNAG’s registration statement on Form S-1 filed by the Registrant on July 19, 2023).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to NNAG’s Registration Statement on Form S-1 filed with the SEC on July 19, 2023).
4.2	Specimen Class A Common Stock Certificate. (incorporated by reference to Exhibit 4.2 to NNAG’s Registration Statement on Form S-1 filed with the SEC on July 19, 2023).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to NNAG’s Registration Statement on Form S-1 filed with the SEC on July 19, 2023).
4.4	Form of Right (incorporated by reference to Exhibit 4.4 to NNAG’s Registration Statement on Form S-1 filed with the SEC on July 19, 2023).
4.5	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
4.6	Right Agreement, dated August 17, 2023, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.6 to NNAG’s Registration Statement on Form S-1 filed with the SEC on April 6, 2023).
4.7	Description of Securities
10.1	Letter Agreement, dated August 17, 2023, by and among 99 Acquisition Group Inc. and its officers, directors and the Sponsor (incorporated by reference to Exhibit 10.1 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
10.2	Investment Management Trust Agreement, dated August 17, 2023, by and between 99 Acquisition Group Inc. and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
10.3	Registration Rights Agreement, dated August 17, 2023, by and among 99 Acquisition Group Inc. and certain security holders named therein (incorporated by reference to Exhibit 10.3 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
10.4	Administrative Support Agreement, dated August 17, 2023, by and between 99 Acquisition Group Inc. and the Sponsor (incorporated by reference to Exhibit 10.6 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
10.5	Indemnity Agreements, Each dated as of August 17, 2023, by and between the Registrant and Each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.4 to NNAG’s Current Report on Form 8-K filed with the SEC on August 23, 2023).
14	Code of Ethics of 99 Acquisition Group Inc. (incorporated by reference to Exhibit 14 to NNAG’s Registration Statement on Form S-1 filed with the SEC on July 19, 2023).
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	99 Acquisition Group Inc. Clawback Policy
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to NNAG’s Registration Statement on Form S-1 filed with the SEC on April 6, 2023).
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to NNAG’s Registration Statement on Form S-1 filed with the SEC on April 6, 2023).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 4, 2024

99 ACQUISITION GROUP INC.

By:	/s/ Hiren Patel
Name:	Hiren Patel
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this amendment to this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hiren Patel	Chief Executive Officer	April 4, 2024
Hiren Patel	(principal executive officer and principal financial and accounting officer)

/s/ Michael Barwis	Director	April 4, 2024
Michael Barwis

/s/ Mike Battle	Director	April 4, 2024
Mike Battle

/s/ Eric Crowe	Director	April 4, 2024
Eric Crowe

/s/ William Rucker	Director	April 4, 2024
William Rucker

/s/ Anil Patibandla	Director	April 4, 2024
Anil Patibandla

/s/ Tim Wertner	Director	April 4, 2024
Tim Wertner

99 ACQUISITION GROUP INC.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 206)	F-2
Financial Statements:
Balance Sheets as of December 31, 2023 and 2022	F-3
Statements of Operations for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-4
Statements of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-5
Statements of Cash Flows for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

99 Acquisition Group Inc

Opinion on the Financial Statements

We have audited the accompanying balance sheets of 99 Acquisition Group Inc (the “Company”) as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ equity , and cash flows for the year ended December 31,2023 and the period from June 14, 2022 (inception) through December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended December 31, 2023 and for the period June 14, 2022 (inception) through December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination within a prescribed period of time and if not completed will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2022.

Houston, Texas

April 1, 2024

99 ACQUISITION GROUP INC.
BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current Assets
Cash	$321,463	$11,470
Prepaid expenses	211,332	80
Total Current Assets	532,795	11,550

Trust account	77,225,243	—
Deferred offering costs	—	97,438
Total Assets	$77,758,038	$108,988

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$155,514	$—
Accrued offering costs	75,000	23,438
Advances from related party	29,001	29,001
Due to Sponsor	—	35,000
Related party payable – administrative fee	43,226	—
Promissory note – related party	102,610	—
Franchise tax payable	71,739	—
Total Current Liabilities	477,090	87,439

Deferred tax liability	294,743	—
Deferred underwriting fee payable	2,625,000	—
Total Liabilities	3,396,833	87,439

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized; 7,500,000 shares issued and outstanding (at redemption value of $10.25) at December 31, 2023; none at December 31, 2022	76,858,761	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2023 and 2022	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 75,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at December 31, 2023; none at December 31, 2022	8	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 and 2,875,000 shares issued and outstanding at December 31, 2023 and 2022, respectively(1)(2)	250	288
Additional paid in capital	—	24,712
Accumulated deficit	(2,497,814)	(3,451)
Total Stockholders’ (Deficit) Equity	(2,497,556)	21,549
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$77,758,038	$108,988

(1)	Balance at December 31, 2022 includes 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF OPERATIONS

	Year Ended	Period from June 14, 2022 (inception) through
	December 31,
	2023	2022
Formation and operational costs	$309,510	$3,451
Franchise tax	71,739	—
Related party administrative fees	43,226	—
Loss from operations	(424,475)	(3,451)

Other income:
Interest income	32	—
Unrealized investment income on marketable securities held in Trust Account	1,475,243	—
Other income, net	1,475,275	—

Income (loss) before provision for income taxes	1,050,800	(3,451)
Provision for income taxes	(294,743)	—
Net income (loss)	$756,057	$(3,451)

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	2,712,329	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.14	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock(1)(2)	2,527,123	1,716,418
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.14	$(0.00)

(1)	Excludes 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

For the Year Ended December 31, 2023

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - January 1, 2023	—	$—	2,875,000	$288	$24,712	$(3,451)	$21,549
Sale of IPO Units	7,500,000	750	—	—	74,999,250	—	75,000,000
Sale of Private Placement Warrants	—	—	—	—	2,865,500	—	2,865,500
Offering and Underwriting Costs	—	—	—	—	(4,281,901)	—	(4,281,901)
Common shares subject to possible redemption	(7,500,000)	(750)	—	—	(75,749,250)	—	(75,750,000)
Issuance of representative shares	75,000	8	—	—	(8)	—	—
Forfeiture of Class B common stock by Sponsor	—	—	(375,000)	(38)	38	—	—
Accretion of additional paid in capital to accumulated deficit	—	—	—	—	2,141,659	(2,141,659)	—
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,108,761)	(1,108,761)
Net income	—	—	—	—	—	756,057	756,057
Balance - December 31, 2023	75,000	$8	2,500,000	$250	$—	$(2,497,814)	$(2,497,556)

For the Period from June 14, 2022 (Inception) through December 31, 2022

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)
Balance - June 14, 2022 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	2,875,000	288	24,712	—	$25,000

Net loss	—	—	—	—	—	(3,451)	(3,451)
Balance - December 31, 2022	—	$—	2,875,000	$288	$24,712	$(3,451)	$21,549

(1)	Includes 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Period from June 14, 2022 (inception) through December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$756,057	$(3,451)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,475,243)	—
Deferred tax provision	294,743	—
Changes in operating assets and liabilities:
Prepaid expenses	(211,252)	(80)
Accrued expenses	155,514	—
Franchise tax payable	71,739	—
Related party payable - administrative fee	43,226	—
Net cash used in operating activities	(365,216)	(3,551)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(75,750,000)	—
Net cash used in investing activities	(75,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,149,500	—
Proceeds from sale of Private Placements Warrants	2,865,500	—
Advances from related party	—	4,001
Due to Sponsor	—	35,000
Proceeds from promissory note - related party	67,610	—
Payment of offering costs	(657,401)	(49,000)
Net cash provided by financing activities	76,425,209	15,001

Net Changes in Cash	309,993	11,470
Cash - Beginning of period	11,470	—
Cash - End of period	$321,463	$11,470

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$75,000	$23,438
Offering costs paid from due from related party	$—	$25,000
Issuance of representative shares	$8	$—
Initial classification of Class A common stock subject to possible redemption	$75,750,000	$—
Accretion of additional paid in capital to accumulated deficit	$2,141,659	$—
Change in value of Class A common stock subject to possible redemption	$1,108,761	$—
Deferred underwriting fee payable	$2,625,000	$—
Conversion of due to Sponsor to promissory note – related party	$35,000	$—
Forfeiture of Founder Shares	$38	$—

The accompanying notes are an integral part of the financial statements.

99 ACQUISITION GROUP INC.
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from June 14, 2022 (inception) through December 31, 2023 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on August 14, 2023. On August 22, 2023, the Company consummated its Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $75,000,000 (the “Initial Public Offering”), which is discussed in Note 3, and incurring offering costs of $4,281,901, of which $2,625,000 was for deferred underwriting commissions (see Note 5). The underwriters had a 45-day option from the date of the prospectus to purchase up to an additional 1,125,000 units to cover over-allotments, if any, which option expired unexercised on October 1, 2023 (see Note 3).

Additionally, the Company completed the sale of 2,865,500 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $2,865,500, in a private placement to 99 Acquisition Sponsor LLC (the “Sponsor”) that closed simultaneously with the Initial Public Offering (see Note 4).

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (including the potential Merger disclosed in Note 9) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $321,463 and $11,470 as of December 31, 2023 and 2022, respectively, and no cash equivalents as of December 31, 2023 or 2022.

Marketable Securities Held in Trust Account

As of December 31, 2023, substantially all of the assets held in the Trust Account were held in cash and money market funds. Total account value as of December 31, 2023 and 2022 was $77,225,243 and $0, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as a component of stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on December 31, 2023, 7,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 or 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7). At December 31, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Year Ended	Period from June 14, 2022 (inception) through
	December 31,
	2023	2022
Class A common stock subject to possible redemption
Numerator:
Net income attributable to Class A common stock subject to possible redemption	$391,391	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	2,712,329	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.14	$—

Non-redeemable common stock
Numerator:
Net income (loss)	$756,057	$(3,451)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	$(391,391)	$—
Net income (loss) attributable to non-redeemable common stock	$364,666	$(3,451)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,527,123	1,716,418
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.14	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB (as defined below) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. As of December 31, 2023 and 2022, the Trust Account had a fair value of $77,225,243 and $0, respectively.

Warrants

The Company is required to account for its warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB (as defined below) ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Based on its assessment, the Company accounts for its warrants as equity-classified.

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

As of December 31, 2023, the Company incurred offering costs of $4,281,901, of which $2,625,000 was for deferred underwriting commissions.

NOTE 4 — PRIVATE PLACEMENT

The Sponsor purchased an aggregate of 2,865,500 warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $2,865,500, in a private placement that occurred simultaneously with the closing of the Initial Public Offering. The Sponsor was committed to purchase up to an additional 240,075 warrants to the extent the underwriters’ over-allotment option was exercised, which option expired unexercised on October 1, 2023 (see Note 3). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 16, 2022, the Company approved the acquisition by transfer of an aggregate of 2,156,250 shares of Class B common stock of the Company (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.01 per share. In connection with a planned increase in the size of the Initial Public Offering, on February 8, 2023, the Company declared a 42.22% share dividend on each Founder Share, thereby increasing the number of issued and outstanding Founder Shares to 3,066,667. On August 17, 2023, the Sponsor forfeited an aggregate of 191,667 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 2,875,000 Founder Shares, including an aggregate of 375,000 Founder Shares subject to forfeiture by the Sponsor to the extent the underwriters’ over-allotment option was not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend and forfeiture. The number of Founder Shares issued was determined so that the Sponsor will collectively own, on an as-converted basis, 25% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On October 1, 2023, in connection with the underwriters not exercising their over-allotment option (see Note 3), the Sponsor forfeited an aggregate of 375,000 Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement upon the completion of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As of December 31, 2023, the Company has incurred $43,226 in related party fees for the services provided by the Sponsor under this agreement.

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

During the year ended December 31, 2023, the Company borrowed $67,610 under the Note to pay for vendor invoices and converted the remaining balance due to the Sponsor of $35,000 (see below) through a draw under the Note. As of December 31, 2023, the Company had an outstanding balance of $102,610 under the Note, with $197,390 available to draw.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Advances from Related Party

An affiliate of the Sponsor paid certain formation, deferred offering and operating costs totaling $29,001 on behalf of the Company during the period from June 14, 2022 (inception) through December 31, 2022. These advances are non-interest bearing and payable on demand. As of December 31, 2023 and 2022, $29,001 was due to the related party.

Due to Sponsor

During the period from June 14, 2022 (inception) through December 31, 2022, the Company received funds totaling $400,000 from various investors on behalf of the Sponsor. These monies represent advances paid to the Sponsor for purchase of Private Placement Warrants upon successful completion of the Proposed Public Offering. The monies should have been deposited into the Sponsor’s bank account instead of the Company’s bank account. These amounts are non-interest bearing and payable on demand. During the period from June 14, 2022 (inception) through December 31, 2022, the Company repaid $365,000 of the balance due to the Sponsor related to investments it had collected on behalf of the Sponsor, resulting in a balance of $35,000 due to the Sponsor as of December 31, 2022. During the year ended December 31, 2023, the Company converted the remaining balance of $35,000 due to the Sponsor through a draw under the Note (see above).

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

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,125,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions, which option expired unexercised on October 1, 2023 (see Note 3).

The underwriters are entitled to a cash underwriting discount of $0.1134 per Unit, or $850,500 in the aggregate, payable upon the closing of the Initial Public Offering. The underwriters are entitled to a deferred fee of $0.35 per Unit, or $2,625,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In addition to the underwriting discount, the Company reimbursed the underwriters $69,050 for certain of their out-of-pocket expenses related to the Initial Public Offering, including, but not limited to “road show” expenses, expenses of the underwriters’ legal counsel and diligence and background checks on our directors, director nominees and executive.

Representative Shares

The Company issued to the underwriters 75,000 shares of Class A common stock upon the consummation of the Initial Public Offering. The Company was to issue to the underwriters up to an additional 11,250 shares to the extent the underwriters’ over-allotment option was exercised, which option expired unexercised on October 1, 2023 (see Note 3). The underwriters have agreed not to transfer, assign or sell any such shares until the completion of our initial business combination. In addition, the underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 9 months from the closing of the Initial Public Offering (or up to 15 months from the consummation of the Initial Public Offering if we extend the period of time for up to three months on two occasions to consummate a business combination, as described in more detail in the prospectus). The representative shares have resale registration rights including one demand and unlimited “piggy-back” rights for periods of five and seven years, respectively, from the commencement of sales of the Initial Public Offering. In compliance with FINRA Rule 5110(g)(8), registration rights granted to the underwriters are limited to demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which the prospectus forms a part and such demand rights may be exercised on only one occasion.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the IPO. Pursuant to FINRA Rule 5110(e)(1), these securities may not be sold, transferred, assigned, pledged or hypothecated nor may they be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the IPO except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates or as otherwise permitted under FINRA Rule 5110(e)(2).

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 1,000,000 preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote per share. At December 31, 2023, as a result of the Closing of the Initial Public Offering, there were 75,000 shares of Class A common stock issued and outstanding, excluding 7,500,000 shares of the Company’s Class A common stock that are considered conditionally redeemable shares and classified as temporary equity in accordance with guidance under ASC 480. As of December 31, 2022, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 Class B common stock, par value $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote per share. At December 31, 2022, after giving effect to the share dividend and forfeiture described in Note 5, there were 2,875,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend and forfeiture. On October 1, 2023, in connection with the underwriters not exercising their over-allotment option (see Note 3), the Sponsor forfeited an aggregate of 375,000 shares of Class B common stock, resulting in 2,500,000 shares issued and outstanding at December 31, 2023.

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

The Company accounts for the 10,365,500 warrants issued in connection with the Initial Public Offering (including 7,500,000 Public Warrants and 2,865,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants meet the criteria for equity treatment thereunder, each warrant must be recorded within equity.

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

NOTE 8 — INCOME TAX

The Company’s deferred tax liability, net of allowance, consisted of the following as of December 31, 2023 and 2022:

	2023	2022
Deferred tax asset (liability)
Net operating loss carryforward	$15,037	$—
Startup/organization expenses	74,799	725
Unrealized gain/loss	(309,780)	—
Total deferred tax assets	(219,944)	725
Valuation allowance	(74,799)	(725)
Deferred tax liability, net of allowance	$(294,743)	$—

The Company’s provision (benefit) for income taxes is as follows for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022:

	2023	2022
Federal
Current expense/(benefit)	$—	$—
Deferred expense/(benefit)	220,669	(725)
State and Local	—	—
Current	—	—
Deferred	—	—
Change in valuation allowance	74,074	725
Income tax provision expense/(benefit)	$294,743	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022, the change in the valuation allowance was $74,074 and $725, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows for the year ended December 31, 2023 and the period from June 14, 2022 (inception) through December 31, 2022:

	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs warrants	0.0%	0.0%
Meals & entertainment	0.0%	0.0%
Valuation allowance	7.1%	0.0%
Effective tax rate	28.1%	21.0%

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

Merger Agreement

On February 12, 2024, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among the Company, Nava Health MD, Inc., a Maryland corporation (“Nava”), and NNAG Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), which, among other things, provides for the merger of Merger Sub with and into Nava, with Nava surviving such merger as a wholly owned subsidiary of the Company (the “Merger,” and the transactions contemplated by the Merger Agreement, the “Transactions”). Following the consummation of the Transactions, the Company will change its name to Nava Health MD, Inc.