Form 10-Q
period 2024-03-31
99 Acquisition Group Inc.
filed 2024-05-21
CIK 1950429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 20, 2024, there were 7,575,000 shares of Class A common stock, par value $0.0001, and 2,500,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

99 ACQUISITION GROUP INC.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

99 ACQUISITION GROUP INC.
BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current Assets
Cash	$109	$321,463
Due from Sponsor	105,000	—
Prepaid expenses	173,467	211,332
Total Current Assets	278,576	532,795

Trust account	78,237,540	77,225,243
Total Assets	$78,516,116	$77,758,038

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$313,410	$155,514
Accrued offering costs	75,000	75,000
Advances from related party	29,001	29,001
Related party payable – administrative fee	73,226	43,226
Promissory note – related party	102,610	102,610
Franchise tax payable	121,739	71,739
Income tax payable	420,711	—
Total Current Liabilities	1,135,697	477,090

Deferred tax liability	28,882	294,743
Deferred underwriting fee payable	2,625,000	2,625,000
Total Liabilities	3,789,579	3,396,833

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 100,000,000 shares authorized; 7,500,000 shares issued and outstanding at redemption value of $10.36 and $10.25 at March 31, 2024 and December 31, 2023, respectively	77,666,208	76,858,761

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 75,000 shares issued and outstanding (excluding 7,500,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	8	8
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	250	250
Accumulated deficit	(2,939,929)	(2,497,814)
Total Stockholders’ Deficit	(2,939,671)	(2,497,556)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,516,116	$77,758,038

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Formation and operational costs	$364,886	$248
Franchise tax	50,000	—
Related party administrative fees	30,000	—
Loss from operations	(444,886)	(248)

Other income:
Interest income	3	—
Unrealized investment income on marketable securities held in Trust Account	1,012,297	—
Other income, net	1,012,300	—

Income (loss) before provision for income taxes	567,414	(248)
Provision for income taxes	(202,082)	—
Net income (loss)	$365,332	$(248)

Basic and diluted weighted average shares outstanding, common shares subject to possible redemption	7,500,000	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.04	$—

Basic and diluted weighted average shares outstanding, non-redeemable common stock(1)(2)	2,575,000	2,500,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$(0.00)

(1)	Excludes 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

For the Three Months Ended March 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2024	75,000	$8	2,500,000	$250	$—	$(2,497,814)	$(2,497,556)
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(807,447)	(807,447)
Net income	—	—	—	—	—	365,332	365,332
Balance - March 31, 2024	75,000	$8	2,500,000	$250	$—	$(2,939,929)	$(2,939,671)

For the Three Months Ended March 31, 2023

	Class A Common Stock		Class B Common Stock(1)(2)		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance - January 1, 2023	—	$—	2,875,000	$288	$24,712	$(3,451)	$21,549

Net loss	—	—	—	—	—	(248)	(248)
Balance - March 31, 2023	—	$—	2,875,000	$288	$24,712	$(3,699)	$21,301

(1)	Includes 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7).

(2)	Gives retroactive effect to the 42.22% share dividend declared on February 8, 2023 and the forfeiture of 191,667 shares on August 17, 2023 (see Notes 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

99 ACQUISITION GROUP INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$365,332	$(248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(1,012,297)	—
Deferred tax provision	(265,861)	—
Changes in operating assets and liabilities:
Due from Sponsor	(105,000)	—
Prepaid expenses	37,865	80
Accrued expenses	157,896	—
Franchise tax payable	50,000	—
Income tax payable	420,711	—
Related party payable – administrative fee	30,000	—
Net cash used in operating activities	(321,354)	(168)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	48,570
Payment of offering costs	—	(53,526)
Net cash used in financing activities	—	(4,956)

Net Changes in Cash	(321,354)	(5,124)
Cash - Beginning of period	321,463	11,470
Cash - End of period	$109	$6,346

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$24,800
Change in value of Class A common stock subject to possible redemption	$807,447	$—
Conversion of due to Sponsor to promissory note – related party	$—	$35,000

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from June 14, 2022 (inception) through March 31, 2024 relates to the Company’s formation, its Initial Public Offering (as defined below) and its search for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

The Company has incurred and expects to continue to incur significant professional costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination (including the potential Merger disclosed above) will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. The unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 included in the Annual Report on Form 10-K filed with the SEC on April 5, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate disclosures contained herein have been omitted.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $109 and $321,463 as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents as of March 31, 2024 or December 31, 2023.

Marketable Securities Held in Trust Account

As of March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in cash and money market funds. Total account value as of March 31, 2024 and December 31, 2023 was $78,237,540 and $77,225,243, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as a component of stockholder’s equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, on March 31, 2024 and December 31, 2023, 7,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholder’s equity section of the Company’s balance sheet.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 or December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per share as the redemption value approximates fair value. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On October 1, 2023, the option expired unexercised, such that 375,000 shares of Class B common stock were forfeited by the Sponsor (see Notes 5 and 7). At March 31, 2024 and December 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per common share is the same as basic income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2024	2023
Class A common stock subject to possible redemption
Numerator:
Net income attributable to Class A common stock subject to possible redemption	$271,959	$—
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	7,500,000	—
Basic and diluted net income (loss) per share, redeemable common stock	$0.04	$—

Non-redeemable common stock
Numerator:
Net income (loss)	$365,332	$(248)
Less: Net income (loss) attributable to Class A common stock subject to possible redemption	$271,959	$—
Net income (loss) attributable to non-redeemable common stock	$93,373	$(248)
Denominator: Weighted average non-redeemable common stock
Basic and diluted weighted average shares outstanding, non-redeemable common stock	2,575,000	2,500,000
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.04	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB (as defined below) ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature. As of March 31, 2024 and December 31, 2023, the Trust Account had a fair value of $78,237,540 and $77,225,243, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company incurred offering costs of $4,281,901, of which $2,625,000 was for deferred underwriting commissions.

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

Administrative Services Agreement

The Company entered into an agreement upon the completion of the Initial Public Offering to pay the Sponsor a total of up to $10,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2024, the Company incurred $30,000 in related party fees for the services provided by the Sponsor under this agreement. As of March 31, 2024 and December 31, 2023, the Company had a related party payable to the Sponsor under this agreement of $73,226 and $43,226, respectively.

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

During the year ended December 31, 2023, the Company borrowed $67,610 under the Note to pay for vendor invoices and converted the remaining balance due to the Sponsor of $35,000 through a draw under the Note. As of March 31, 2024 and December 31, 2023, the Company had an outstanding balance of $102,610 under the Note, with $197,390 available to draw.

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

Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be converted into warrants, at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

Advances from Related Party

An affiliate of the Sponsor paid certain formation, deferred offering and operating costs totaling $29,001 on behalf of the Company during the period from June 14, 2022 (inception) through December 31, 2022. These advances are non-interest bearing and payable on demand. As of March 31, 2024 and December 31, 2023, $29,001 was due to the related party.

Due from Sponsor

During the three months ended March 31, 2024, the Company paid invoices totaling $105,000 on behalf of the Sponsor, which amounts were reflected as due from Sponsor as of March 31, 2024.

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

NOTE 7 — STOCKHOLDER’S EQUITY

Preferred Shares — The Company is authorized to issue up to 1,000,000 preferred stock with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock, par value $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote per share. At March 31, 2024 and December 31, 2023, as a result of the Closing of the Initial Public Offering, there were 75,000 shares of Class A common stock issued and outstanding, excluding 7,500,000 shares of the Company’s Class A common stock that are considered conditionally redeemable shares and classified as temporary equity in accordance with guidance under ASC 480.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 Class B common stock, par value $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote per share. At January 1, 2023, after giving effect to the share dividend and forfeiture described in Note 5, there were 2,875,000 shares of Class B common stock issued and outstanding, of which an aggregate of up to 375,000 shares were subject to forfeiture to the extent the underwriters’ over-allotment option was not exercised in full or in part. All share amounts presented have been retroactively restated to reflect the share dividend and forfeiture. On October 1, 2023, in connection with the underwriters not exercising their over-allotment option (see Note 3), the Sponsor forfeited an aggregate of 375,000 shares of Class B common stock, resulting in 2,500,000 shares issued and outstanding at March 31, 2024 and December 31, 2023.

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

NOTE 8 — INCOME TAX

The Company’s deferred tax liability, net of allowance, consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Deferred tax asset (liability)
Net operating loss carryforward	$—	$15,037
Startup/organization expenses	157,725	74,799
Unrealized gain/loss	(28,822)	(309,780)
Deferred tax assets (liabilities), net	128,843	(219,944)
Valuation allowance	(157,725)	(74,799)
Deferred tax liability, net of allowance	$(28,882)	$(294,743)

The Company’s provision (benefit) for income taxes is as follows for the three months ended March 31, 2024 and 2023:

	2024	2023
Federal
Current expense/(benefit)	$467,943	$—
Deferred expense/(benefit)	(348,786)	—
State and Local	—	—
Current	—	—
Deferred	—	—
Change in valuation allowance	82,925	—
Income tax provision expense/(benefit)	$202,082	$—

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the three months ended March 31, 2024 and 2023, the change in the valuation allowance was $82,925 and $0, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows for the three months ended March 31, 2024 and 2023:

	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs warrants	0.0%	0.0%
Meals & entertainment	0.0%	0.0%
Valuation allowance	14.6%	0.0%
Effective tax rate	35.6%	21.0%

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those described below.

Due from Sponsor

During April 2024, the Company received reimbursement from the Sponsor of $105,000, bringing the due from Sponsor balance to zero.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-K including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in the Company’s Registration Statement on Form S-4, as amended, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2024, we had $109 in cash. We expect to incur significant costs in the pursuit of an initial Business Combination and we cannot assure you that our plans to complete an initial Business Combination will be successful.

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

Results of Operations

As of March 31, 2024, the Company had not yet commenced any operations. All activity through March 31, 2024 relates to the Company’s formation, its IPO and its search for an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates nonoperating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Our normal operating costs include costs associated with our search for a Business Combination, costs associated with our governance and public reporting and state franchise taxes, and a charge of $10,000 per month from our Sponsor for administrative services (which commenced upon completion of the IPO). In addition, since our operating costs are not expected to be deductible for federal income tax purposes, we are subject to federal income taxes on the income from the Company’s trust account into which the proceeds from the IPO were deposited for the benefit of public stockholders (the “Trust Account”) less taxes. However, we are permitted to withdraw interest earned from the Trust Account for the payment of taxes. We expect our future costs to increase from our historical costs incurred to date for two reasons: (1) ongoing operations as a public company and (2) increased professional and consulting fees and travel associated with evaluating various Business Combination candidates. Further, now that we have identified a Business Combination candidate (see “Overview” above), our costs are expected to increase significantly in connection with negotiating and executing the Merger Agreement and related agreements as well as additional professional, due diligence and consulting fees and travel costs that will be required in connection with a Business Combination.

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

For the three months ended March 31, 2024, the Company had net income of $365,332 primarily due to the unrealized gain on marketable securities held in the Trust Account, partially offset by formation and operational costs, franchise tax, related party administrative fees and income taxes. For the three months ended March 31, 2023, the Company had net loss of $248 due to formation and operational costs.

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

For the three months ended March 31, 2024 and 2023, net cash used in operating activities was $321,354 and $168, respectively.

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

Off-Balance Sheet Arrangement

We have no obligations, assets, or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024.

Contractual Obligations

At March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with the IPO, we entered into an Administrative Support Agreement with an affiliate of our Sponsor, pursuant to which the Company is obligated to pay that affiliate $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying or accruing these monthly fees.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2024	99 Acquisition Group Inc.

	By:	/s/ Hiren Patel
		Name:	Hiren Patel
		Title:	Chief Executive Officer